Form 10-K/A
period 2000-12-31
OPTION ONE MORT ACCEP CORP ASSET BACKED CERT SER 2000-1
filed 2002-07-24
CIK 1104238

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A
                                 Amendment No.1


(Mark One)

/ x / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2000 or

/   / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


      Commission File No.:   333-14625-03

                         Option One Mortgage Loan Trust
                         Asset-Backed Certificates
                         Series 2000-1 Trust
        (Exact name of registrant as specified in its charter)



New York                           52-2220094    52-2220097
                                   52-2220095    52-2220099
(State or other jurisdiction     (I.R.S. Employer
 of incorporation or              Identification  No.)
 organization)

c/o Wells Fargo Bank Minnesota, N.A.
9062 Old Annapolis Road
Columbia, Maryland                            21045
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

     Yes   X          No ___


This Amendment No. 1 on Form 10-K/A amends Item 14 of the original Annual Report on Form 10-K (the "Original Form 10-K") filed on March 22, 2001, on behalf of Option One Mortgage Loan Trust Series 2000-1 Trust established pursuant to the Pooling and Servicing Agreement among Option One Mortgage Acceptance Corporation as Depositor, Option One Mortgage Corporation, as Master Servicer and Norwest Bank Minnesota, National Association, as Trustee, pursuant to which the Option One Mortgage Loan Trust Series 2000-1 Trust registered under the Securities Act of 1933 (the "Certificates") were issued.


Item 14 of the original Form 10K is amended in its entirety to read as follows:

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

                     a)   Option One <F1>

              (99.2) Report  of  Management   as  to  Compliance   with  Minimum
                     Servicing Standards for the year ended December 31, 2000.

                     a)   Option One <F1>

              (99.3) Annual  Statements  of  Compliance  under the  Pooling  and
                     Servicing Agreements for the year ended December 31, 2000.

                     a)   Option One <F1>

              (99.4) Aggregate Statement of Principal and Interest Distributions
                     to Certificate Holders. <F2>

            (b) On November 8, 2000, December 11, 2000, and January 8, 2001, reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.

            (c) Not applicable.

            (d)  Omitted.

<F1>  Filed herewith.
<F2>  Previously filed.

                           SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Option One Mortgage Loan Trust
Asset-Backed Certificates
Series 2000-1 Trust

Signed:   Wells Fargo Bank Minnesota, N.A., as Trustee

By:   Beth Belfield, Assistant Vice President
By:  /s/  Beth Belfield, Assistant Vice President

Dated:  July 23, 2002


Exhibit Index

Exhibit No.

99.1 Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2000.

                     a)   Option One <F1>

99.2 Report of Management as to Compliance with Minimum Servicing Standards for the year ended December 31, 2000.

                     a)   Option One <F1>

99.3 Annual Statements of Compliance under the Pooling and Servicing Agreements for the year ended December 31, 2000.

                     a)   Option One <F1>

99.4      Aggregate Statement of Principal and Interest Distributions to
           Certificate Holders.<F2>

<F1>  Filed herewith.
<F2>  Previously filed.



   EX-99.1 (a)

    PRICEWATERHOUSECOOPERS (logo)

    PricewaterhouseCoopers LLP
    4675 MacArthur Court Suite 1600
    Newport Beach CA 92660-9881
    Telephone (949) 251 7200
    Facsimile (949) 474 4382

                       Report of Independent Accountants

    To Option One Mortgage Corporation

    We have examined management's assertion about Option One Mortgage Corporation's compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended
    April 30, 2000 included in the accompanying management assertion. Management is responsible for Option One Mortgage Corporation's compliance with those minimum servicing standards. Our responsibility is to express and opinion on management's assertion about the entity's compliance based on our examination.

    Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Option One Mortgage Corporation's compliance with the minimum servicing standards performing such other procedures as we considered necessary in the circumstances.
    We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Option One Mortgage Corporation's compliance with the minimum servicing standards.

    In our opinion, management's assertion that Option One Mortgage Corporation complied with the aforementioned minimum servicing standards as of and for the year ended April 30, 2000 is fairly stated, in all material respects.



    Pricewaterhouse Coopers LLP
    June 12, 2000



EX-99.2 (a)

OPTION ONE   (logo)
MORTGAGE CORPORATION

Exhibit 1

Management Assertion

As of and for the period endded April 30,2001, Option One Mortgage Corporation (the Company) has complied in all material with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy in the amount of $5,000,000.


William L. O'Neill, CFO

June 15, 2001
Date


   EX-99.3 (a)


    Option
    One   (logo)
    Mortgage Corporation


    July 3, 2001

    Norwest Bank Minnesota NA
    11000 Broken Land Parkway
    Columbia, Maryland 21044
    Attention: Option One Series 2000-1
    Inv#627

    Norwest Bank Minnesota
    Sixth and Marquette
    Minneapolis, Minnesota 55479
    Attention: Option One Series 2000-1

    Moody's Investors Service, Inc.
    99 Church Street
    New York, NY 10048

    Duff & Phelps Credit Rating Company
    17 State Street
    New York, NY 10004

    Pursuant to Section 3.20 of the Pooling and Servicing Agreement, dated and effective as of January 1,2000, (the "Agreement") among Option One Mortgage Acceptance Corporation, as Depositor, Option One Mortgage Corporation, as Master Servicer and Norwest Bank Minnesota, N.A. as Trustee I certify that:

    1. A review of the activities of the Master Servicer during the fiscal year ended April 30, 2000, and of performance under the aforementioned agreement has been made under my supervision.

    2. To the best of my knowledge, based on such review, the Master Servicer has fulfilled all of its obligations under the Agreement during the fiscal year ended April 30, 2000, subject to any matters noted in the servicing report provided under Section 3.21 of the Agreement.

    William L. O'Neill
    Senior Vice President \ Chief Financial Officer
    Option One Mortgage Corporation



Corporate Office * 3 Ada Road * Irvine * CA 92618-2304
Phone 949-790-8100 * Faxline 949-453-0199